Form 10-K
period 2022-12-31
BANK 2022-BNK40
filed 2023-03-15
CIK 1907569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-257991-03

Central Index Key Number of the issuing entity: 0001907569

BANK 2022-BNK40

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4209738 38-4209739 38-7290281 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Life Science Office Portfolio Mortgage Loan, the UCI Research Park Phases 12 & 13 Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan, the Midtown Square Mortgage Loan and the GS Foods Portfolio Mortgage Loan, which constituted approximately 9.4%, 8.5%, 5.5%, 4.3% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Life Science Office Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the UCI Research Park Phases 12 & 13 Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Silver Sands Premium Outlets Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Midtown Square Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the GS Foods Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Life Science Office Portfolio Mortgage Loan, the UCI Research Park Phases 12 & 13 Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan, the Midtown Square Mortgage Loan and the GS Foods Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 601 Lexington Avenue Mortgage Loan, which constituted approximately 9.4% of the asset pool of the issuing entity as of its cut-off date.  The 601 Lexington Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 601 Lexington Avenue Mortgage Loan, twenty-one other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2021-601L transaction (the “BXP Trust 2021-601L Transaction”). This loan combination, including the 601 Lexington Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Journal Squared Tower 2 Mortgage Loan, which constituted approximately 9.4% of the asset pool of the issuing entity as of its cut-off date.  The Journal Squared Tower 2 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Journal Squared Tower 2 Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2022-JS2 transaction (the “WFCM 2022-JS2 Transaction”). This loan combination, including the Journal Squared Tower 2 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WFCM 2022-JS2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 333 River Street Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The 333 River Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 333 River Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BANK 2022-BNK39 transaction, Commission File Number 333-261279-01 (the “BANK 2022-BNK39 Transaction”). This loan combination, including the 333 River Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK39 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Journal Squared Tower 2 Mortgage Loan, the 601 Lexington Avenue Mortgage Loan and the 333 River Street Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Journal Squared Tower 2 Mortgage Loan, the 601 Lexington Avenue Mortgage Loan and the 333 River Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC is the special servicer of the Journal Squared Tower 2 Mortgage Loan and the 601 Lexington Avenue Mortgage Loan. As a result, Situs Holdings, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Journal Squared Tower 2 Mortgage Loan and the 333 River Street Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 601 Lexington Avenue Mortgage Loan and the Journal Squared Tower 2 Mortgage Loan.  Pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction and the trust and servicing agreement for the WFCM 2022-JS2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 601 Lexington Avenue Mortgage Loan and the Journal Squared Tower 2 Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the 333 River Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the BANK 2022-BNK39 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the 333 River Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 601 Lexington Avenue Mortgage Loan, the Journal Squared Tower 2 Mortgage Loan and the 333 River Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 601 Lexington Avenue Mortgage Loan, the Journal Squared Tower 2 Mortgage Loan and the 333 River Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the 333 River Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 333 River Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the 333 River Street Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021.  On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings.  The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds.  The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances.   On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement.  U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court.  A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM.  Both requests for leave were denied by the First Department.  On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding  in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM.  On September 7, 2021, the court denied the motion to renew.  CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022.  On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew.  On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision.  On March 24, 2022, the court denied the relief sought in the motion to reargue.  CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022.  The appeal was dismissed as being non-appealable on August 30, 2022.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on March 10, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 601 Lexington Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP Trust 2021-601L Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP Trust 2021-601L Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Journal Squared Tower 2 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the WFCM 2022-JS2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the WFCM 2022-JS2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2022-JS2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 333 River Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2022-BNK39 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2022-BNK39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2022, furnished pursuant to Item 1123 of Regulation AB by Computershare Trust Company, N.A., as certificate administrator, discloses that the following material instance of noncompliance occurred:

The April 18, 2022 distribution (the “April Distribution”), due to holders of certificates of the BANK 2022-BNK40 Commercial Mortgage Pass-Through Certificates, Series 2022-BNK40, was made one business day late on April 19, 2022 by Computershare Trust Company, N.A. The inadvertent delay in the required distribution, consisting of approximately $3.56 million, was caused by an administrative error relating to the calculation of the payment date in an internal system due to Good Friday.  The error resulted in a delay in the release of the payment information to the payment processing system, which in turn caused the late distribution.  The impact of this error was limited to the April Distribution.  In an effort to prevent further similar errors from occurring, Computershare Trust Company, N.A. has updated the payment date calculation process in its systems.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of March 1, 2022, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of December 29, 2021, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of January 27, 2022, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Computershare Trust Company, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of February 1, 2022, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, LNR Partners, LLC, as General Special Servicer, Situs Holdings, LLC, as Excluded Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.5           Co-Lender Agreement, dated as of December 29, 2021, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1-S1, Note A-1-C1, Note A-1-C2, Note A-1-C3, Note A-1-C4 and Note B-1, DBR Investments Co. Limited, as Initial Note Holder of Note A-2-S1, Note A-2-C1, Note A-2-C2, Note A-2-C3, Note A-2-C4 and Note B-2, Morgan Stanley Bank, National Association, as Initial Note Holder of Note A-3-S1, Note A-3-C1, Note A-3-C2, Note A-3-C3, Note A-3-C4 and Note B-3, and Citi Real Estate Funding Inc., as Initial Note Holder of Note A-4-S1, Note A-4-C1, Note A-4-C2, Note A-4-C3, Note A-4-C4 and Note B-4 (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of November 30, 2021, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1 and Note B, Wells Fargo Bank, National Association, as Initial Note Holder of Note A-2, Wells Fargo Bank, National Association, as Initial Note Holder of Note A-3, and Wells Fargo Bank, National Association, as Initial Note Holder of Note A-4 (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of February 10, 2022, by and between Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Bank of America, National Association, as Initial Note A-3 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of February 4, 2022, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of February 10, 2022, by and between Bank of America, N.A., as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of February 10, 2022, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of March 10, 2022, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of March 10, 2022, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         CWCapital Asset Management LLC, as General Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Computershare Trust Company, National Association, as Certificate Administrator

33.7         Computershare Trust Company, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.11       CWCapital Asset Management LLC, as Special Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.12       Wilmington Trust, National Association, as Trustee of the Life Science Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Computershare Trust Company, National Association, as Custodian of the Life Science Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Life Science Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Life Science Office Portfolio Mortgage Loan (see Exhibit 33.9)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 33.3)

33.18       Wilmington Trust, National Association, as Trustee of the UCI Research Park Phases 12 & 13 Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 33.7)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 33.8)

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 33.9)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.23       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.3)

33.24       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.9)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Square Mortgage Loan (see Exhibit 33.1)

33.29       CWCapital Asset Management LLC, as Special Servicer of the Midtown Square Mortgage Loan (see Exhibit 33.3)

33.30       Wilmington Trust, National Association, as Trustee of the Midtown Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Computershare Trust Company, National Association, as Custodian of the Midtown Square Mortgage Loan (see Exhibit 33.7)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Midtown Square Mortgage Loan (see Exhibit 33.8)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midtown Square Mortgage Loan (see Exhibit 33.9)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.1)

33.35       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.3)

33.36       Wilmington Trust, National Association, as Trustee of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Computershare Trust Company, National Association, as Custodian of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.7)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.8)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.9)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.41       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

33.42       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.7)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 33.1)

33.46       Situs Holdings, LLC, as Special Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 33.41)

33.47       Computershare Trust Company, National Association, as Trustee of the Journal Squared Tower 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Custodian of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 33.7)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Journal Squared Tower 2 Mortgage Loan

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the 333 River Street Mortgage Loan (see Exhibit 33.1)

33.52       LNR Partners, LLC, as Special Servicer of the 333 River Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wilmington Trust, National Association, as Trustee of the 333 River Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the 333 River Street Mortgage Loan (see Exhibit 33.7)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the 333 River Street Mortgage Loan (see Exhibit 33.49)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 333 River Street Mortgage Loan (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         CWCapital Asset Management LLC, as General Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Computershare Trust Company, National Association, as Certificate Administrator

34.7         Computershare Trust Company, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.11       CWCapital Asset Management LLC, as Special Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.12       Wilmington Trust, National Association, as Trustee of the Life Science Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Computershare Trust Company, National Association, as Custodian of the Life Science Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Life Science Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Life Science Office Portfolio Mortgage Loan (see Exhibit 34.9)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 34.3)

34.18       Wilmington Trust, National Association, as Trustee of the UCI Research Park Phases 12 & 13 Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 34.7)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 34.8)

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 34.9)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.23       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.3)

34.24       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.9)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Square Mortgage Loan (see Exhibit 34.1)

34.29       CWCapital Asset Management LLC, as Special Servicer of the Midtown Square Mortgage Loan (see Exhibit 34.3)

34.30       Wilmington Trust, National Association, as Trustee of the Midtown Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Computershare Trust Company, National Association, as Custodian of the Midtown Square Mortgage Loan (see Exhibit 34.7)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Midtown Square Mortgage Loan (see Exhibit 34.8)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midtown Square Mortgage Loan (see Exhibit 34.9)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.1)

34.35       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.3)

34.36       Wilmington Trust, National Association, as Trustee of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Computershare Trust Company, National Association, as Custodian of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.7)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.8)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.9)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.41       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

34.42       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.7)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 34.1)

34.46       Situs Holdings, LLC, as Special Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 34.41)

34.47       Computershare Trust Company, National Association, as Trustee of the Journal Squared Tower 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Custodian of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 34.7)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Journal Squared Tower 2 Mortgage Loan

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the 333 River Street Mortgage Loan (see Exhibit 34.1)

34.52       LNR Partners, LLC, as Special Servicer of the 333 River Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wilmington Trust, National Association, as Trustee of the 333 River Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the 333 River Street Mortgage Loan (see Exhibit 34.7)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the 333 River Street Mortgage Loan (see Exhibit 34.49)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 333 River Street Mortgage Loan (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         CWCapital Asset Management LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Computershare Trust Company, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         CWCapital Asset Management LLC, as Special Servicer of the Life Science Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 35.1)

35.9         CWCapital Asset Management LLC, as Special Servicer of the UCI Research Park Phases 12 & 13 Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Square Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Midtown Square Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.17       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 35.1)

35.19       Situs Holdings, LLC, as Special Servicer of the Journal Squared Tower 2 Mortgage Loan (see Exhibit 35.17)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 333 River Street Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the 333 River Street Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of February 25, 2022, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of February 25, 2022, between Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of February 25, 2022, between Bank of America, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of February 25, 2022, between National Cooperative Bank, N.A. and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 10, 2022 under Commission File No. 333-257991-03 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 15, 2023